Form 10-K
period 2005-12-31
FBR Securitization Trust 2005-3
filed 2006-03-31
CIK 1343694

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127901-02


        FBR Securitization Trust
        Callable Mortgage-Backed Notes
        Series 2005-3

     (Exact name of registrant as specified in its charter)


  New York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___     No  X

  NOTE: The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was November 9, 2005.



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 27.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Fremont Investment & Loan, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Fremont Investment & Loan, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Fremont Investment & Loan, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> Certification has been received.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    FBR Securitization Trust
    Callable Mortgage-Backed Notes
    Series 2005-3
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:  /s/ Sherri Sharps

  By:  Sherri Sharps, Vice President

  Dated: March 30, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Sherri Sharps, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of FBR Securitization Trust Callable Mortgage-Backed Notes, Series 2005-3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Fremont Investment & Loan as Servicer.


     Date: March 30, 2006

     /s/ Sherri Sharps
     Signature

     Vice President
     Title




  EX-99.1
Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Registered Public Accounting Firm

Board of Directors
Fremont Investment & Loan

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fremont Investment & Loan (the "Company") complied with the minimum servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005, except as noted below. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that, except for noncompliance with the specified minimum servicing standard requiring that escrow funds held in trust for a mortgagor be returned to the mortgagor within thirty (30) days of payoff of the mortgage loan, the Company complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.

As discussed in the accompanying management's assertion, the following noncompliance occurred at the Company during the year ended December 31, 2005. The specified minimum servicing standards require that escrow funds held in trust for a mortgagor be returned to the mortgagor within thirty (30) days of payoff of the mortgage loan. During the year ended December 31, 2005, the Company noted that escrow funds held in trust for five (5) mortgage loans were not returned to the mortgagor within thirty (30) days of the payoff of the mortgage loan. However, management concluded that the Company complied with the specified minimum servicing standards in all material respects.


/s/ Ernst & Young LLP

March 10, 2006


(page)



Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Fremont Investment & Loan (the Company), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an, evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the. specified minimum servicing standards, except as described below.

The specified minimum servicing standards require that escrow funds held in trust for a mortgagor be returned to the mortgagor within thirty (30) days of payoff of the mortgage loan. During the year ended December 31, 2005., the Company noted that escrow funds held in trust for five (5) mortgage loans were not returned to the mortgagor within thirty (30) days of the payoff of the mortgage loan. However, we concluded that the Company complied with the specified minimum servicing standards in all material respects.

As of December 31, 2005 and for the year then ended, the Company had in effect a fidelity bond in the amount of $30,000,000 and an errors and omissions policy in the amount of $10,000,000.


/s/ Murray L. Zoota
Murray L. Zoota
President and
Chief Executives Officer


/s/ Kyle R. Walker
Kyle R. Walker
Executive Vice President
Chief Operating Officer


/s/ John Alkire
John Alkire
Loan Administration


March 10, 2006

(page)

Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


1

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.



2

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



3





  EX-99.2
Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Fremont Investment & Loan (the Company), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an, evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the. specified minimum servicing standards, except as described below.

The specified minimum servicing standards require that escrow funds held in trust for a mortgagor be returned to the mortgagor within thirty (30) days of payoff of the mortgage loan. During the year ended December 31, 2005., the Company noted that escrow funds held in trust for five (5) mortgage loans were not returned to the mortgagor within thirty (30) days of the payoff of the mortgage loan. However, we concluded that the Company complied with the specified minimum servicing standards in all material respects.

As of December 31, 2005 and for the year then ended, the Company had in effect a fidelity bond in the amount of $30,000,000 and an errors and omissions policy in the amount of $10,000,000.


/s/ Murray L. Zoota
Murray L. Zoota
President and
Chief Executives Officer


/s/ Kyle R. Walker
Kyle R. Walker
Executive Vice President
Chief Operating Officer


/s/ John Alkire
John Alkire
Loan Administration


March 10, 2006

(page)

Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


1

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.



2

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



3





  EX-99.3
SERVICER ANNUAL STATEMENT OF COMPLIANCE

Re: FBR Securitization Trust 2005-3 (the "Trust")
Callable Mortgage-Backed Notes, Series 2005-3


I, John Alkire, Senior Vice President, Loan Servicing, certify to FBR Securitization, Inc. (the "Depositor"), HSBC Bank USA, National Association (the "Trustee') and Wells Fargo Bank, National Association (the "Master Servicer"), and their respective officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that (i) a review of the servicing activities of Fremont Investment & Loan (the" the Servicer") during the period pursuant to which the Servicer was servicing the loans and of performance under the Agreement has been made under my supervision, and (ii) to the best of my knowledge, based upon such review, the Servicer has fulfilled all of its obligations under the Agreement during the period the Servicer was acting as servicer for the Loans, or, if there has been a default in the fulfillment of any such obligations, such default known to me has been disclosed pursuant to the Uniform Servicers Attestation Program for Mortgage Bankers.

Capitalized terms used and not otherwise defined herein have the meanings assigned thereto in the Master Mortgage Loan Purchase and Interim Servicing Agreement dated as of September 29, 2005 by and among First NLC Financial Services, LLC, MHC I, Inc., NLC Finance I, LLC, NLC Funding I, LLC, First NLC, Inc., NLC, LLC and Fremont Investment & Loan (the "Agreement")


DATE: 3/21/06


/s/ John Alkire
John Alkire
Senior Vice President, Loan Servicing





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   AV1                            2,057,938.91          9,970,201.02                 0.00             342,609,798.98
   AV2-1                            961,962.96         13,496,076.90                 0.00             160,333,923.10
   AV2-2                            495,689.03                  0.00                 0.00              85,480,000.00
   AV2-3                            631,528.38                  0.00                 0.00             107,180,000.00
   AV2-4                            451,416.39                  0.00                 0.00              75,250,000.00
   M-1                              187,746.72                  0.00                 0.00              30,550,000.00
   M-10                              83,455.90                  0.00                 0.00               9,766,000.00
   M-2                              185,537.00                  0.00                 0.00              30,060,000.00
   M-3                              120,454.99                  0.00                 0.00              19,390,000.00
   M-4                               92,458.24                  0.00                 0.00              14,540,000.00
   M-5                               80,626.00                  0.00                 0.00              12,600,000.00
   M-6                               62,651.24                  0.00                 0.00               9,690,000.00
   M-7                               69,240.44                  0.00                 0.00               9,690,000.00
   M-8                               73,116.44                  0.00                 0.00               9,690,000.00
   M-9                               77,638.43                  0.00                 0.00               9,690,000.00
   N-1                              153,774.02          3,292,634.39                 0.00              21,907,365.61
   N-2                               38,333.33                  0.00                 0.00               4,000,000.00
   OWNTRST                                0.00                  0.00                 0.00                       0.00